Form 10-Q
period 1995-03-31
BURGER KING LTD PARTNERSHIP I
filed 1995-05-15
CIK 356956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q



(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                  OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11058


                    BURGER KING LIMITED PARTNERSHIP I
          (Exact name of registrant as specified in its charter)




        New York                                       13-3110947
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                      identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285
(Address of principal executive offices)                        (Zip code)

                             (212) 526-3237
          (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

Balance Sheets

                                         March 31,       December 31,
Assets                                       1995               1994
Real estate at cost:
Land                                  $  1,113,406      $  1,415,906
Buildings                                2,210,836         2,896,441
Fixtures and equipment                     485,306           635,649

                                         3,809,548         4,947,996
Less - accumulated depreciation         (1,878,873)       (2,430,394)

                                         1,930,675         2,517,602

Cash                                     2,339,065         3,128,790
Other receivable                           459,850                 0
Settlement escrow receivable                                  95,260
Rent receivable                             63,789            99,980

Total Assets                          $  4,793,379      $  5,841,632


Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses   $  205,001        $  250,273
Due to affiliates                            4,414             1,749
Distributions payable                    2,031,026         2,418,232

Total Liabilities                        2,240,441         2,670,254

Partners' Capital (Deficit):
 General Partner                           (89,904)          (88,437)
 Limited Partners
  (15,000 units outstanding)             2,642,842         3,259,815

Total Partners' Capital                  2,552,938         3,171,378

Total Liabilities and
 Partners' Capital                     $ 4,793,379       $ 5,841,632




Statement of Partners' Capital (Deficit)
  For the three months ended March 31, 1995

                                    Limited          General
                                   Partners          Partner          Total

Balance at December 31, 1994    $ 3,259,815        $ (88,437)   $ 3,171,378
Net income                        1,406,234           23,118      1,429,352
Distributions                    (2,023,207)         (24,585)    (2,047,792)

Balance at March 31, 1995       $ 2,642,842        $ (89,904)   $ 2,552,938


Statements of Operations
 For the three months ended March 31, 1995 and 1994

Income                                   1995              1994

Rental income                      $  263,373        $  462,201
Interest income                        26,709             3,191
Gain on sale of properties          1,253,015                 0
Other income                              450             1,093

Total Income                        1,543,547           466,485

Expenses

Depreciation                           35,416            68,109
Ground lease rent                      28,229            50,112
Management fee                         23,515            41,208
General and administrative             27,035            30,495

Total Expenses                        114,195           189,924

Net Income                        $ 1,429,352         $ 276,561

Net Income Allocated:

To the General Partner            $    23,118         $  17,234
To the Limited Partners             1,406,234           259,327

                                  $ 1,429,352         $ 276,561

Per limited partnership
 interest (15,000 outstanding)        $ 93.75           $ 17.29


Statements of Cash Flows
 For the three months ended March 31, 1995 and 1994


Cash Flows from Operating Activities:        1995            1994

Net income                            $ 1,429,352       $ 276,561
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Depreciation                             35,416          68,109
  Gain on sale of properties           (1,253,015)              0
Increase (decrease) in cash arising
from changes in operating assets and
liabilities:
   Settlement escrow                       95,260               0
   Rent receivable                         36,191          (2,672)
   Accounts payable and accrued expenses  (45,272)         (6,212)
   Due to affiliates                        2,665          (1,275)

Net cash provided by
 operating activities                     300,597         334,511

Cash Flows from Investing Activities:

Proceeds from sale of properties        1,344,676               0

Net cash provided by
 investing activities                   1,344,676               0

Cash Flows from Financing Activities:

 Cash distributions to partners        (2,434,998)       (425,183)

Net cash used for
 financing activities                  (2,434,998)       (425,183)

Net decrease in cash                     (789,725)        (90,672)
Cash at beginning of period             3,128,790         520,896

Cash at end of period                 $ 2,339,065       $ 430,224


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the first quarter of 1995, the Partnership sold three properties as follows:


                     Date        Adjusted           Net          Gain
                       of         Selling          Book            on
Store                Sale           Price         Value          Sale

Washington, NC   03/10/95       $ 619,944     $ 180,837     $ 439,107
Carlsbad, NM     03/31/95       $ 728,684     $ 240,175     $ 488,509
Big Spring, TX   03/31/95       $ 455,898     $ 130,499     $ 325,399

                              $ 1,804,526     $ 551,511   $ 1,253,015




B. On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of the Partnership's properties located in Greenfield, Wisconsin. The WDNR has indicated that under Wisconsin state law, the Partnership will be responsible for remediating the site. The Partnership has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with the terms of the Partnership Agreement, the Partnership set aside $300,000 from the net cash flow from operations to fund the potential environmental remediation costs. The General Partner believes that the cost of the environmental remediation will be recovered from the proceeds received from the sale of the restaurant.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At March 31, 1995, the Partnership had a cash balance of $2,339,065 compared to $3,128,790 at December 31, 1994. The balance at December 31, 1994 consisted primarily of net proceeds of $2,583,571 from the sale of four restaurants and cash flow from operations for the fourth quarter of 1994. A distribution of $2,418,232 from such funds was made to the partners on January 30, 1995. The Partnership's cash balance at March 31, 1995 consisted primarily of net proceeds from restaurant sales in the amount of $1,344,676 and cash flow from operations for the first quarter of 1995.

On March 10, 1995, the Partnership sold a property located in Washington, NC for net proceeds of $619,944 resulting in a gain of $439,107. On March 31, 1995, the Partnership sold two additional restaurants located in Carlsbad, NM and Big Spring, TX for net proceeds of $1,184,582 resulting in a gain of $813,908. The Partnership continues to market the remaining ten restaurants to a number of prospective purchasers. Despite these efforts, there can be no assurance that the restaurants will be sold in 1995. Upon the sale of the remaining restaurants, net proceeds will be distributed to the partners and the Partnership will then be dissolved in accordance with the terms of the Partnership Agreement.

Rent receivable decreased to $63,789 at March 31, 1995 from $99,980 at December 31, 1994. The decrease is primarily attributable to a decrease in percentage rent resulting from the sale of four restaurants during the last quarter of
1994.   Accounts payable and accrued expenses decreased to $205,001 at March
31, 1995 from $250,273 at December 31, 1994 due primarily to the payment of audit and legal fees incurred in connection with the sale of four restaurants during the fourth quarter of 1994.

For the quarter ended March 31, 1995, the Partnership declared a distribution in the amount of $2,047,792 which consisted of $1,945,110 of net proceeds from the sale of three restaurants and $102,682 of cash flow from operations. The distribution payable at March 31, 1995 was $2,031,026, representing the distribution of $2,047,792, net of state non-resident withholding taxes of $16,766. On April 28, 1995, the Partnership paid a cash distribution to the partners in the amount of $2,028,124. The unpaid portion of $4,107 represents an amount equal to 4% of the quarterly distributions of net cash flow from operations. Pursuant to the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"), net cash flow from operations is distributed on the basis of 95% to the limited partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). The limited partners are entitled to receive an annual return equal to 12.5% of their remaining invested capital. To the extent the limited partners do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the limited partners with the remainder, if any, distributed to the General Partner.

On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of the Partnership's properties located in Greenfield, Wisconsin. The WDNR has indicated that under Wisconsin state law, the Partnership will be responsible for remediating the site. The Partnership has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with the Partnership Agreement, the Partnership set aside $300,000 from net cash flow from operations to fund the potential environmental remediation costs. The General Partner believes that the cost of the environmental remediation will be recovered from the proceeds from the sale of the restaurant.

Results of Operations
The Partnership generated net income for the three months ended March 31, 1995, of $1,429,444 compared to $276,561 for the corresponding period in 1994.
The increase in net income during the first quarter of 1995 is primarily attributable to the gain recognized on the sale of three restaurants located in Washington, NC; Carlsbad, NM and Big Spring, TX . These properties were sold for net proceeds of $1,804,526 resulting in a gain of $1,253,015.

Rental income for the three months ended March 31, 1995 was $263,373 compared to $462,201 for the corresponding period in 1994. The decrease is primarily due to the sale of ten restaurants during the third and fourth quarters of 1994.

Interest income increased for the three months ended March 31, 1995 to $26,709 compared to $3,191 for the corresponding period in 1994. The increase is due to higher interest rates and a larger invested cash balance resulting from property sales.

Depreciation, ground lease rent and management fees all decreased for the three months ended March 31, 1995 compared to the corresponding period in 1994, primarily due to the sale of the ten restaurants in the second half of 1994.



PART II	OTHER INFORMATION


Items 1-4	Not applicable

Item 5	Other Information.

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BURGER KING LIMITED PARTNERSHIP I

                          BY:     BK I REALTY INC. General Partner



Date:  May 12, 1995       BY:    /s/ Rocco Andriola
                                 Name:   Rocco Andriola
                                 Title:  Director, President and
                                         Chief Financial Officer