Form 10-Q
period 1995-06-30
BURGER KING LTD PARTNERSHIP I
filed 1995-08-11
CIK 356956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   June 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                        Commission file number: 0-11058


                       BURGER KING LIMITED PARTNERSHIP I
             (Exact name of registrant as specified in its charter)


           New York                                             13-3110947
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attention: Andre Anderson                                         10285
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


                                 Balance Sheets

                                                      June 30,     December 31,
                                                         1995             1994
Assets

Real estate at cost:
     Land                                         $  1,113,406    $  1,415,906
     Buildings                                       2,210,836       2,896,441
     Fixtures and equipment                            485,306         635,649
                                                     ---------       ---------
                                                     3,809,548       4,947,996
Less - accumulated depreciation                     (1,906,509)     (2,430,394)
                                                     ---------       ---------
                                                     1,903,039       2,517,602

Cash                                                   869,200       3,128,790
Rent receivable                                         87,011          99,980
Settlement escrow receivable                                --          95,260
                                                     ---------       ---------
        Total Assets                              $  2,859,250    $  5,841,632
                                                     =========       =========

Liabilities and Partners' Capital

Liabilities:
     Accounts payable and accrued expenses        $    135,075    $    250,273
     Due to affiliates                                   2,200           1,749
     Distributions payable                              76,204       2,418,232
                                                     ---------       ---------
        Total Liabilities                              213,479       2,670,254
                                                     ---------       ---------
Partners' Capital (Deficit):
     General Partner                                   (83,882)        (88,437)
     Limited Partners (15,000 units outstanding)     2,729,653       3,259,815
                                                     ---------       ---------
        Total Partners' Capital                      2,645,771       3,171,378
                                                     ---------       ---------
        Total Liabilities and Partners' Capital   $  2,859,250    $  5,841,632
                                                     =========       =========



                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                         Limited        General
                                         Partners       Partner          Total

Balance at December 31, 1994         $  3,259,815   $   (88,437)  $  3,171,378
Net income                              1,563,920        32,871      1,596,791
Distributions                          (2,094,082)      (28,316)    (2,122,398)
                                        ---------     ---------      ---------
Balance at June 30, 1995             $  2,729,653   $   (83,882)  $  2,645,771
                                        =========     =========      =========


``                                          Statements of Operations
                                      Three months ended      Six months ended
                                           June 30,                 June 30,
Income                                 1995        1994        1995        1994

Rental income                    $  253,707  $  501,475  $  517,080  $  963,676
Interest income                      20,906       2,944      47,615       6,135
Other income                            525         540         975       1,633
                                   --------    --------    --------    --------
        Total Income                275,138     504,959     565,670     971,444
                                   --------    --------    --------    --------
Expenses

Depreciation                         27,636      68,109      63,052     136,218
Ground lease rent                    28,228      50,112      56,457     100,224
Management fee                       22,548      45,136      46,063      86,344
General and administrative           29,287      75,056      56,322     105,551
                                   --------    --------    --------    --------
        Total Expenses              107,699     238,413     221,894     428,337
                                   --------    --------    --------    --------
Income from operations              167,439     266,546     343,776     543,107

Other Income

Gains on sales of properties             --          --   1,253,015          --
                                   --------    --------    --------    --------
           Net Income            $  167,439  $  266,546  $1,596,791  $  543,107
                                   ========    ========    ========    ========
Net Income Allocated:

To the General Partner           $    9,753  $   16,732  $   32,871  $   33,966
To the Limited Partners             157,686     249,814   1,563,920     509,141
                                   --------    --------    --------    --------
                                 $  167,439  $  266,546  $1,596,791  $  543,107
                                   ========    ========    ========    ========
Per limited partnership unit
  (15,000 outstanding)           $    10.51  $    16.65  $   104.26  $    33.94



                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

                                                          1995           1994
Cash Flows from Operating Activities:

Net income                                           $  1,596,791   $   543,107
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                          63,052       136,218
     Gain on sale of properties                        (1,253,015)           --
     Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
          Rent receivable                                  12,969       (40,087)
          Settlement escrow                                95,260            --
          Accounts payable and accrued expenses          (115,198)       40,067
          Due to affiliates                                   451        (1,750)
                                                        ---------     ---------
Net cash provided by operating activities                 400,310       677,555
                                                        ---------     ---------
Cash Flows from Investing Activities:

     Proceeds from sale of properties                   1,804,526            --
                                                        ---------     ---------
Net cash provided by investing activities               1,804,526            --
                                                        ---------     ---------
Cash Flows from Financing Activities:

     Cash distributions paid                           (4,464,426)     (742,267)
                                                        ---------     ---------
Net cash used for financing activities                 (4,464,426)     (742,267)

Net decrease in cash                                   (2,259,590)      (64,712)
Cash at beginning of period                             3,128,790       520,896
                                                        ---------     ---------
Cash at end of period                                $    869,200   $   456,184
                                                        =========     =========


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with Burger King Limited Partnership I's (the "Partnership") annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the first quarter of 1995, the Partnership sold three properties as follows:


                            Date     Adjusted         Net        Gain
                              of      Selling        Book          on
        Store               Sale       Price*       Value        Sale

        Washington, NC    3/08/95   $  619,944  $  180,837  $  439,107
        Carlsbad, NM      3/31/95      728,684     240,175     488,509
        Big Spring, TX    3/31/95      455,898     130,499     325,399
                                       -------     -------     -------
                                    $1,804,526  $  551,511  $1,253,015
                                     =========     =======   =========

        * Purchase price of the property less estimated legal costs related to the sale of the property.


B. On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property"). The WDNR has indicated that under Wisconsin state law, the Partnership will be responsible for remediating the site. The Partnership has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with the terms of the Partnership Agreement, the Partnership set aside $300,000 from the net cash flow from operations to fund the potential environmental remediation costs. BK I Realty Inc. (the "General Partner") currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property.


Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations.

Liquidity and Capital Resources
- -------------------------------
At June 30, 1995, the Partnership had a cash balance of $869,200 compared to $3,128,790 at December 31, 1994. The balance at December 31, 1994 consisted primarily of net proceeds of $2,583,571 from the sale of four properties and cash flow from operations for the fourth quarter of 1994. A distribution of $2,418,232 from such funds was made to the partners on January 30, 1995. The Partnership's cash balance at June 30, 1995 consisted primarily of a reserve established to fund certain potential environmental remediation costs with respect to the Greenfield Property and cash flow from operations for the second quarter of 1995.

On September 23, 1994, the Partnership notified the WDNR that petroleum and chlorinated compounds were discovered at the Greenfield Property. The WDNR has indicated that under Wisconsin state law, the Partnership will be responsible for remediating the site. The Partnership has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with the Partnership Agreement, the Partnership set aside $300,000 from net cash flow from operations to fund the potential environmental remediation costs. On May 26, 1995, the Partnership proposed site-specific soil clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. Until the WDNR approves the Clean-up Standards and the related costs of the remediation can be assessed, it is extremely difficult to move forward with the sale of the Partnership's remaining 10 properties (the "Properties"). As a result, there can be no assurance that the Properties will be sold during 1995. Until all of the Properties are sold, the Partnership will continue to operate the Properties, and it is intended that cash flow from operations will be distributed to partners in accordance with the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"). Upon the sale of all the Properties, net sales proceeds will be distributed to the partners and the Partnership will then be dissolved in accordance with the terms of the Partnership Agreement.

Rent receivable decreased from $99,980 at December 31, 1994 to $87,011 at June 30, 1995. The decrease is primarily attributable to a decrease in percentage rent as a result of the sale of 10 properties during the second half of 1994 and, to a lesser extent, the sale of three properties during the first quarter of 1995.

Accounts payable and accrued expenses decreased from $250,273 at December 31, 1994 to $135,075 at June 30, 1995. The decrease is primarily attributable to legal fees incurred in connection with the sale of four properties during the fourth quarter of 1994, and, to a lesser extent, timing of the payment of the Partnership's annual audit and tax fees.

Distributions payable at June 30, 1995 were $76,204, of which $69,112 was paid on August 1, 1995. The unpaid portion of $7,092 represents an amount equal to 4% of the quarterly distribution of net cash flow from operations which is required to be retained pursuant to the terms of the Partnership Agreement.
Net cash flow from operations is distributed 95% to the limited partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). To the extent the limited partners do not receive an annual return of 12.5% of their remaining invested capital, the Contingent Reserve is distributed to the limited partners with the remainder, if any, distributed to the General Partner.

Results of Operations
- ---------------------
The Partnership generated net income for the three and six months ended June 30, 1995 of $167,439 and $1,596,791, respectively, compared to $266,546 and
$543,107 for the corresponding periods in 1994. The $99,107 decrease for the three months ended June 30, 1995 compared to the same period in 1994 is primarily attributable to a decrease in rental income as a result of the Partnership owning fewer properties during the 1995 period. The $1,053,684 increase for the six months ended June 30, 1995 compared to the same period in 1994 is primarily due to gains on the sales of three properties during the first quarter of 1995 which totalled $1,253,015, partially offset by a decrease in rental income.

Rental income for the three and six months ended June 30, 1995 was $253,707 and $517,080, respectively, compared to $501,475 and $963,676, respectively, for the corresponding periods in 1994. The decreases are due to the sale of 10 properties during the third and fourth quarters of 1994 and three properties in the first quarter of 1995.

Interest income increased for the three and six months ended June 30, 1995 to $20,906 and $47,615, respectively, compared to $2,944 and $6,135, respectively, for the corresponding periods in 1994. The increases are due to higher interest rates and a larger invested cash balance during the 1995 periods as a result of proceeds received from the sales of properties.

Depreciation, ground lease rent and management fees all decreased for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994, primarily due to the sale of the 10 properties in the second half of 1994 and the three properties in the first quarter of 1995.

General and administrative expenses for the three and six months ended June 30, 1995 totalled $29,287 and $56,322, respectively, compared to $75,056 and $105,551, respectively, for the corresponding periods in 1994. The decreases are primarily attributable to a decrease in legal fees incurred by the Partnership during the first six months of 1995.



                           PART II OTHER INFORMATION

Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BURGER KING LIMITED PARTNERSHIP I

                             BY:     BK I REALTY INC.
                                     General Partner



Date:   August 11, 1995      BY:     /s/Rocco Andriola
                                     -----------------
                                     Name: Rocco Andriola
                                     Title: Director, President and
                                            Chief Financial Officer