Form 10-Q
period 1995-09-30
BURGER KING LTD PARTNERSHIP I
filed 1995-11-14
CIK 356956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

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



Balance Sheets

                                        September 30,           December 31,
Assets                                          1995                   1994

Real estate at cost:
        Land                            $  1,113,406           $  1,415,906
        Buildings                          2,210,836              2,896,441
        Fixtures and equipment               485,306                635,649

                                           3,809,548              4,947,996
Less - accumulated depreciation           (1,934,144)            (2,430,394)

                                           1,875,404              2,517,602

Cash                                         985,052              3,128,790
Rent receivable                               75,699                 99,980
Settlement escrow receivable                      --                 95,260

                Total Assets            $  2,936,155           $  5,841,632


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses                $    159,568           $    250,273
        Due to affiliates                      2,600                  1,749
        Distributions payable                192,056              2,418,232

                Total Liabilities            354,224              2,670,254

Partners' Capital (Deficit):
        General Partner                      (85,691)               (88,437)
        Limited Partners
        (15,000 units outstanding)         2,667,622              3,259,815

                Total Partners' Capital    2,581,931              3,171,378

          Total Liabilities and
          Partners' Capital             $  2,936,155           $  5,841,632



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                         Limited     General
                                        Partners     Partner           Total

Balance at December 31, 1994         $ 3,259,815   $ (88,437)    $ 3,171,378
Net income                             1,679,608      40,415       1,720,023
Distributions                         (2,271,801)    (37,669)     (2,309,470)

Balance at September 30, 1995        $ 2,667,622   $ (85,691)    $ 2,581,931



Statements of Operations
                                Three months ended          Nine months ended
                                   September 30,              September 30,
Income                          1995          1994          1995          1994

Rental income            $   258,075   $   468,499   $   775,155   $ 1,432,175
Interest income               13,843        14,513        61,458        20,648
Other income                     555           480         1,530         2,113

        Total Income         272,473       483,492       838,143     1,454,936

Expenses

Depreciation                  27,635        54,741        90,687       190,959
Ground lease rent             28,229        43,523        84,686       143,747
Management fee                22,985        42,608        69,048       128,952
General and administrative    70,392        76,690       126,714       182,241

        Total Expenses       149,241       217,562       371,135       645,899

Income from operations       123,232       265,930       467,008       809,037

Other Income

Gains on sales of properties      --       783,667     1,253,015       783,667


         Net Income      $   123,232   $ 1,049,597   $ 1,720,023   $ 1,592,704

Net Income Allocated:

To the General Partner   $     7,544   $    23,871   $    40,415   $    57,837
To the Limited Partners      115,688     1,025,726     1,679,608     1,534,867

                         $   123,232   $ 1,049,597   $ 1,720,023   $ 1,592,704

Per limited partnership
unit (15,000
outstanding)             $      7.71   $     68.38   $    111.97   $    102.32



Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995            1994

Net income                                      $  1,720,023    $  1,592,704
Adjustments to reconcile net income to net cash
provided by operating activities:
        Depreciation                                  90,687         190,959
        Gains on sales of properties              (1,253,015)       (783,667)
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
                Rent receivable                       24,281         (39,371)
                Settlement escrow                     95,260              --
                Accounts payable and accrued
                expenses                             (90,705)         88,350
                Due to affiliates                        851          (2,353)

Net cash provided by operating activities            587,382       1,046,622

Cash Flows from Investing Activities:

        Proceeds from sales of properties          1,804,526       2,116,218

Net cash provided by investing activities          1,804,526       2,116,218

Cash Flows from Financing Activities:

        Cash distributions paid                   (4,535,646)     (1,071,590)

Net cash used for financing activities            (4,535,646)     (1,071,590)

Net increase (decrease) in cash                   (2,143,738)      2,091,250
Cash at beginning of period                        3,128,790         520,896

Cash at end of period                           $    985,052    $  2,612,146

Notes to the Financial Statements

These unaudited interim financial statements should be read in conjunction with Burger King Limited Partnership I's (the "Partnership") 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine-month periods ended September 30, 1995 and 1994, cash flows for the nine-month periods ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine-month period ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the first quarter of 1995, the Partnership sold three properties as follows:


                                Dates      Adjusted          Net        Gains
                                   of       Selling         Book           on
        Stores                  Sales        Prices*      Values        Sales

        Washington, NC        3/08/95    $  619,944   $  180,837   $  439,107
        Carlsbad, NM          3/31/95       728,684      240,175      488,509
        Big Spring, TX        3/31/95       455,898      130,499      325,399

                                         $1,804,526   $  551,511   $1,253,015


        *Purchase prices of the properties less legal costs related to the sales of the properties.


B. On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of the Partnership's restaurant properties located in Greenfield, Wisconsin (the "Greenfield Property"). The WDNR has indicated that under Wisconsin state law, the Partnership is responsible for remediating the site. On May 26, 1995, the Partnership proposed site-specific soil clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. To date, the Partnership has not received a response from the WDNR to the proposal. Until the WDNR approves the Clean-up Standards and the costs of the remediation can be assessed, it is extremely difficult to move forward with the sale of the Partnership's remaining 10 restaurant properties (the "Properties"). Given the amount of time the WDNR is taking to review the Partnership's proposal, BK I Realty Inc. (the "General Partner") does not expect that the sale of the Properties will be concluded during 1995. In accordance with the partnership agreement dated December 14, 1981 (the "Partnership Agreement"), the Partnership has set aside $300,000 from net cash flow from operations to fund potential environmental remediation costs in connection with the Greenfield Property. The General Partner currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property.



Part I, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

Liquidity and Capital Resources
At September 30, 1995, the Partnership had a cash balance of $985,052 compared to $3,128,790 at December 31, 1994. The balance at December 31, 1994 consisted primarily of net proceeds of $2,583,571 from the sale of four properties and cash flow from operations for the fourth quarter of 1994. A distribution of $2,418,232 from such funds was made to the partners of the Partnership on January 30, 1995. The Partnership's cash balance at September 30, 1995 consisted primarily of cash flow from operations for the third quarter of 1995 and a reserve established to fund potential environmental remediation costs with respect to the Greenfield Property.

On September 23, 1994, the Partnership notified the WDNR that petroleum and chlorinated compounds were discovered at the Greenfield Property. The WDNR has indicated that under Wisconsin state law, the Partnership is responsible for remediating the site. On May 26, 1995, the Partnership proposed site-specific soil Clean-up Standards on the Greenfield Property for the WDNR's approval. To date, the Partnership has not received a response from the WDNR to the proposal. Until the WDNR approves the Clean-up Standards and the costs of the remediation can be assessed, it is extremely difficult to move forward with the sale of the Properties. Given the amount of time the WDNR is taking to review the Partnership's proposal, the General Partner does not expect that the sale of the Properties will be concluded during 1995. In accordance with the Partnership Agreement, the Partnership has set aside $300,000 from net cash flow from operations to fund potential environmental remediation costs in connection with the Greenfield Property. The General Partner currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property. Until all of the Properties are sold, the Partnership will continue to operate the Properties, and it is intended that cash flow from operations will be distributed to the partners of the Partnership in accordance with the terms of the Partnership Agreement.

Rent receivable decreased from $99,980 at December 31, 1994 to $75,699 at September 30, 1995. The decrease is primarily attributable to a decrease in percentage rent as a result of the sale of 10 properties during the second half of 1994 and, to a lesser extent, the sale of three properties during the first quarter of 1995.

Accounts payable and accrued expenses decreased from $250,273 at December 31, 1994 to $159,568 at September 30, 1995. The decrease is primarily attributable to legal fees incurred in connection with the sale of four properties during the fourth quarter of 1994, and, to a lesser extent, timing of the payment of the Partnership's annual audit and tax fees.

Distributions payable at September 30, 1995 were $192,056, of which $179,589 was paid on October 30, 1995. The unpaid portion of $12,467 represents an amount equal to 4% of the quarterly distribution of net cash flow from operations which is required to be retained pursuant to the terms of the Partnership Agreement. Net cash flow from operations is distributed 95% to the limited partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). To the extent the limited partners do not receive an annual return of 12.5% of their remaining invested capital, the Contingent Reserve is distributed to the limited partners with the remainder, if any, distributed to the General Partner.

Results of Operations
The Partnership generated net income for the three and nine-month periods ended September 30, 1995 of $123,232 and $1,720,023, respectively, compared to $1,049,597 and $1,592,704, respectively, for the corresponding periods in 1994. The $926,365 decrease for the three-month period ended September 30, 1995 compared to the same period in 1994 is primarily attributable to the absence of gains on sales of properties in the third quarter of 1995, as compared to gains on the sales of six properties in the third quarter of 1994 totalling $783,667. Also contributing to the decline in net income was a decrease in rental income as a result of the Partnership owning fewer properties during the 1995 period. The $127,319 increase for the nine-month period ended September 30, 1995 compared to the same period in 1994 is primarily due to gains on the sales of three properties during the first quarter of 1995 which totalled $1,253,015, as compared to gains on the sales of six properties totalling $783,667 during the third quarter in 1994. This was partially offset by a decrease in rental income.

Rental income for the three and nine-month periods ended September 30, 1995 was $258,075 and $775,155, respectively, compared to $468,499 and $1,432,175, respectively, for the corresponding periods in 1994. The decreases are due to the fact that there were fewer stores available to pay rent as a result of the sales of 10 properties during the second half of 1994 and three properties in the first quarter of 1995.

Interest income for the three and nine-month periods ended September 30, 1995 totalled $13,843 and $61,458, respectively, compared to $14,513 and $20,648, respectively, for the corresponding periods in 1994. The increase for the nine-month period is due to higher interest rates and a larger invested cash balance as a result of proceeds received from the sales of properties during 1995.

Depreciation, ground lease rent and management fees all decreased for the three and nine-month periods ended September 30, 1995 compared to the corresponding periods in 1994, primarily due to the sales of the 10 properties in the second half of 1994 and three properties in the first quarter of 1995.

General and administrative expenses for the three and nine months ended September 30, 1995 totalled $70,392 and $126,714, respectively, compared to $76,690 and $182,241, respectively, for the corresponding periods in 1994. The decreases are primarily attributable to a decrease in legal fees incurred by the Partnership during the first nine months of 1995.



PART II	OTHER INFORMATION


Items 1-5               Not applicable

Item 6                  Exhibits and reports on Form 8-K.

                        (a)     Exhibits

                                (27) Financial Data Schedule

                        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BURGER KING LIMITED PARTNERSHIP I

					BY:	BK I REALTY INC.
						General Partner



Date:	November 14, 1995		BY:	/s/Rocco F. Andriola
					Name:	Rocco F. Andriola
					Title:	Director, President and
						Chief Financial Officer