Form 10-Q
period 1996-03-31
BURGER KING LTD PARTNERSHIP I
filed 1996-05-14
CIK 356956

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11058


                       BURGER KING LIMITED PARTNERSHIP I
              Exact Name of Registrant as Specified in its Charter


          New York                                       13-3110947
State or Other Jurisdiction                           I.R.S. Employer
of Incorporation or Organization                     Identification No.

3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                      10285-2900
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____


Balance Sheets                              At March 31,     At December 31,
                                                   1996                1995
Assets
Real estate, at cost:
  Land                                      $ 1,113,406         $ 1,113,406
  Buildings                                   2,210,836           2,210,836
  Fixtures and equipment                        485,306             485,306
                                              3,809,548           3,809,548
Less accumulated depreciation                (1,989,415)         (1,961,780)
                                              1,820,133           1,847,768
Cash and cash equivalents                       975,481             973,641
Rent receivable                                  58,270              65,023
        Total Assets                        $ 2,853,884         $ 2,886,432

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses     $   132,388         $   138,118
  Due to affiliates                               1,100               1,300
  Distributions payable                         182,485             180,645

    Total Liabilities                           315,973             320,063

Partners' Capital (Deficit):
  General Partner                               (85,129)            (85,088)
  Limited Partners (15,000
   interests outstanding)                     2,623,040           2,651,457
    Total Partners' Capital                   2,537,911           2,566,369
    Total Liabilities and Partners' Capital $ 2,853,884         $ 2,886,432



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                            Limited      General
                                           Partners      Partner         Total
Balance at December 31, 1995            $ 2,651,457   $  (85,088)  $ 2,566,369
Net income                                  144,944        9,083       154,027
Distributions to partners                  (173,361)      (9,124)     (182,485)
Balance at March 31, 1996               $ 2,623,040   $  (85,129)  $ 2,537,911



Statements of Operations

For the three months ended March 31,                    1996            1995
Income
Rental income                                      $ 229,677     $   263,373
Interest income                                       12,836          26,709
Gain on sales of properties                              ---       1,253,015
Miscellaneous income                                     270             450
  Total Income                                       242,783       1,543,547

Expenses
Ground lease rent                                  $  28,229     $    28,229
Management fee                                        20,145          23,515
Depreciation                                          27,635          35,416
General and administrative                            12,747          27,035
  Total Expenses                                      88,756         114,195
  Net Income                                       $ 154,027     $ 1,429,352

Net Income Allocated:
To the General Partner                             $   9,083     $    23,118
To the Limited Partners                              144,944       1,406,234
                                                   $ 154,027     $ 1,429,352
Per limited partnership interest
(15,000 outstanding)                                   $9.66          $93.75



Statements of Cash Flows

For the three months ended March 31,                    1996            1995
Cash Flows From Operating Activities
Net income                                        $  154,027     $ 1,429,352
Adjustments to reconcile net income
to net cashprovided by operating activities:
  Depreciation                                        27,635          35,416
  Gain on sales of properties                            ---      (1,253,015)
  Increase (decrease) in cash arising
  from changes in operating assets and liabilities:
    Settlement escrow                                    ---          95,260
    Rent receivable                                    6,753          36,191
    Accounts payable and accrued expenses             (5,730)        (45,272)
Due to affiliates                                       (200)          2,665
Net cash provided by operating activities            182,485         300,597

Cash Flows From Investing Activities
Proceeds from sales of properties                        ---       1,344,676
Net cash provided by investing activities                ---       1,344,676

Cash Flows From Financing Activities
Cash distributions to partners                      (180,645)     (2,434,998)
Net cash used for financing activities              (180,645)     (2,434,998)
Net increase (decrease) in
 cash and cash equivalents                             1,840        (789,725)
Cash and cash equivalents, beginning of period       973,641       3,128,790

Cash and cash equivalents, end of period           $ 975,481     $ 2,339,065



Notes to the Financial Statements

Burger King Limited Partnership I's (the "Partnership") unaudited financial statements for the quarter ended March 31, 1996 should be read in conjunction with the Partnership's 1995 annual audited financial statements within Form 10-K.

The Partnership's unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At March 31, 1996, the Partnership had a cash balance of $975,481, largely unchanged from $973,641 at December 31, 1995. The Partnership's cash balance at March 31, 1996 consisted primarily of the Partnership's working capital, cash flow from operations for the first quarter of 1996 and a reserve established to fund potential environment remediation costs with respect to one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property"). At March 31, 1996, the Partnership owned 10 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources (the "WDNR") that petroleum and chlorinated compounds were discovered at the Greenfield Property. The WDNR has indicated that under Wisconsin state law, the Partnership is responsible for remediating the site. On May 26, 1995, the Partnership proposed site-specific clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. To date, the Partnership has not received a response from the WDNR to the proposal. Until the WDNR approves the Clean- up Standards and the costs of the remediation can be assessed, it is extremely difficult to move forward with the sale of the remaining Properties. In accordance with the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"), the Partnership has set aside $300,000 of net cash flow from operations to fund potential environment remediation costs in connection with the Greenfield Property. The General Partner currently anticipates the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property. Until all of the Properties are sold, the Partnership will continue to operate the Properties, and it is intended that cash flow from operations will be distributed to the partners of the Partnership in accordance with the terms of the Partnership Agreement.

Rent receivable decreased from $65,023 at December 31, 1995 to $58,270 at March 31, 1996. The decrease is primarily attributable to a decrease in percentage rent as a result of a decrease in sales at the Properties in the first quarter of 1996 as compared to the fourth quarter of 1995.

For the quarter ended March 31, 1996, the Partnership declared a distribution of cash flow from operations in the amount of $182,485. On April 30, 1996, the Partnership paid a cash distribution to the partners in the amount of $175,186, of which $24,067 was used to pay state non-resident and Federal foreign withholding taxes. The unpaid portion of $7,299 represents an amount equal to 4% of the quarterly distributions of net cash flow from operations. Pursuant to the terms of the Partnership Agreement, net cash flow from operations is distributed on the basis of 95% to the limited partners and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). The limited partners are entitled to receive an annual return equal to 12.5% of their remaining invested capital. To the extent the limited partners do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the limited partners with the remainder, if any, distributed to the General Partner.

Results of Operations
The Partnership generated net income of $154,027 for the three months ended March 31, 1996, compared to $1,429,352 for the corresponding period in 1995. The decrease is primarily due to a gain on sales of three Properties during the first quarter of 1995 totalling $1,253,015. Excluding this gain, the Partnership generated net income totalling $176,337 during the first quarter of 1995. Also contributing to the decline in net income for the three months ended March 31, 1996 was a decrease in rental income to $229,677 from $263,373 for the three months ended March 31, 1996 and March 31, 1995, respectively. The decrease in rental income is primarily attributable to the fact that there were fewer stores available to pay rent as a result of the sales of three Properties in March 1995.

Interest income for the three-month period ended March 31, 1996 totalled $12,836, compared to $26,709 for the corresponding period in 1995. The decrease is primarily attributable to the Partnership having a lower invested cash balance for the 1996 period due to the proceeds from the sales of four Properties in December 1994 and three Properties in March 1995.

Depreciation and management fees decreased for the three months ended March 31, 1996, compared to the corresponding period in 1995, primarily due to the sale of three Properties in March 1995.

General and administrative expenses totalled $12,747 for the three months ended March 31, 1996, compared to $27,035 for the corresponding period in 1995. The decrease is primarily attributable to a decrease in environmental consulting costs and other professional fees incurred by the Partnership during the first quarter of 1996 in connection with the Greenfield Property.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-k.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BURGER KING LIMITED PARTNERSHIP I

                             BY:  BK I REALTY INC.
                                  General Partner


Date: May 13, 1996           BY:  /s/ Rocco F. Andriola
                             Name:    Rocco F. Andriola
                             Title:   President, Director and
                                      Chief Financial Officer