Form 10-Q
period 1996-06-30
BURGER KING LTD PARTNERSHIP I
filed 1996-08-14
CIK 356956

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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




Balance Sheets                                   At June 30,   At December 31,
                                                       1996              1995
Assets
Real estate, at cost:
  Land                                           $1,113,406        $1,113,406
  Buildings                                       2,210,836         2,210,836
  Fixtures and equipment                            485,306           485,306
                                                  3,809,548         3,809,548
Less accumulated depreciation                    (2,017,051)       (1,961,780)
                                                  1,792,497         1,847,768
Cash and cash equivalents                           975,115           973,641
Rent receivable                                     110,460            65,023
  Total Assets                                   $2,878,072        $2,886,432

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $  122,899        $  138,118
  Due to affiliates                                   1,550             1,300
  Distributions payable                             182,119           180,645
    Total liabilities                               306,568           320,063

Partners' Capital (Deficit):
  General Partner                                   (82,067)          (85,088)
  Limited Partners (15,000 interests outstanding) 2,653,571         2,651,457
    Total Partners' capital                       2,571,504         2,566,369
    Total Liabilities and Partners' Capital      $2,878,072        $2,886,432



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                        Limited         General
                                       Partners         Partner         Total
Balance at December 31, 1995         $2,651,457        $(85,088)   $2,566,369
Net income                              341,554          20,886       362,440
Distributions to partners              (339,440)        (17,865)     (357,305)
Balance at June 30, 1996             $2,653,571        $(82,067)   $2,571,504



Statements of Operations
                                           Three months           Six months
                                          ended June 30,        ended June 30,
                                       1996        1995       1996       1995
Income
Rental income                      $295,674    $253,707   $525,351   $517,080
Interest income                       8,322      20,906     21,158     47,615
Miscellaneous income                    360         525        630        975
  Total income                      304,356     275,138    547,139    565,670
Expenses
Depreciation                       $ 27,636    $ 27,636   $ 55,271   $ 63,052
Ground lease rent                    28,228      28,228     56,457     56,457
Management fee                       26,744      22,548     46,889     46,063
General and administrative           13,335      29,287     26,082     56,322
  Total expenses                     95,943     107,699    184,699    221,894

Income from operations              208,413     167,439    362,440    343,776

Other Income
Gain on sales of properties             ---         ---        ---  1,253,015
Net Income                         $208,413    $167,439   $362,440 $1,596,791

Net Income Allocated:
To the General Partner             $ 11,803    $  9,753   $ 20,886 $   32,871
To the Limited Partners             196,610     157,686    341,554  1,563,920
                                   $208,413    $167,439   $362,440 $1,596,791
Per limited partnership interest
(15,000 outstanding)                 $13.11      $10.51     $22.77    $104.26



Statements of Cash Flows
For the six months ended June 30,                           1996         1995
Cash Flows From Operating Activities
Net income                                              $362,440   $1,596,791
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                            55,271       63,052
  Gain on sale of properties                                 ---   (1,253,015)
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities
    Settlement escrow                                        ---       95,260
    Rent receivable                                      (45,437)      12,969
    Accounts payable and accrued expenses                (15,219)    (115,198)
    Due to affiliates                                        250          451
Net cash provided by operating activities                357,305      400,310
Cash Flows From Investing Activities
Proceeds from sales of properties                            ---    1,804,526
Net cash provided by investing activities                    ---    1,804,526
Cash Flows From Financing Activities
Cash distributions to partners                          (355,831)  (4,464,426)
Net cash used for financing activities                  (355,831)  (4,464,426)
Net increase (decrease) in cash                            1,474   (2,259,590)
Cash and cash equivalents, beginning of period           973,641    3,128,790
Cash and cash equivalents, end of period                $975,115   $  869,200



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership I's (the "Partnership") 1995 annual audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, the statement of partners' capital (deficit) for the six months ended June 30, 1996 and the statements of cash flows for the six months ended June 30, 1996 and 1995. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At June 30, 1996, the Partnership had a cash balance of $975,115, largely unchanged from $973,641 at December 31, 1995. The Partnership's cash balance at June 30, 1996 consisted primarily of the Partnership's working capital, cash flow from operations for the second quarter of 1996 and a reserve established to fund potential environment remediation costs with respect to one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property"). At June 30, 1996, the Partnership owned 10 restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources (the "WDNR") that petroleum and chlorinated compounds were discovered at the Greenfield Property. The WDNR has indicated that under Wisconsin state law, the Partnership is responsible for remediating the site. On May 26, 1995, the Partnership proposed site-specific clean-up standards ("Clean-up Standards") for the Greenfield Property to the WDNR. The WDNR recently requested additional information which will require the Partnership to complete additional modeling efforts in order to substantiate the site-specific clean-up standards originally proposed by the Partnership. In June 1996, the Partnership submitted a proposal to the WDNR for the completion of this modeling and is currently awaiting its response. Once the remediation issue is resolved and costs associated with an approved remediation plan have been determined, the General Partner believes that it will be in a better position to attempt to sell the remaining Properties and distribute the net proceeds from the sale in accordance with the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement").

In accordance with the terms of the Partnership Agreement, the Partnership has set aside $300,000 of cash flow from operations to fund potential environment remediation costs in connection with the Greenfield Property. The General Partner believes that the cost of the environmental remediation should be recovered from the proceeds from the eventual sale of the Greenfield Property. Until all of the Properties are sold, the Partnership will continue to operate the Properties, and it is intended that cash flow from operations will be distributed to the partners of the Partnership in accordance with the terms of the Partnership Agreement.

Rent receivable increased from $65,023 at December 31, 1995 to $110,460 at June 30, 1996. The increase is primarily attributable to an increase in percentage rent as a result of an increase in sales at the Properties for the second quarter of 1996.

Accounts payable and accrued expenses decreased from $138,118 at December 31, 1995 to $122,899 at June 30, 1996. The decrease is primarily attributable to the payment of the Partnership's 1995 annual audit and tax fees.

Distributions payable at June 30, 1996 were $182,119, of which $167,827 was paid on July 31, 1996. The unpaid portion of $14,292 represents an amount equal to 4% of the quarterly distributions of net cash flow from operations which is required to be retained pursuant to the terms of the Partnership Agreement. Net cash flow from operations is distributed on the basis of 95% to the limited partners of the Partnership (the "Limited Partners") and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). The Limited Partners are entitled to receive a priority return equal to 12.5% per annum on their remaining invested capital. To the extent the Limited Partners do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the Limited Partners with the remainder, if any, distributed to the General Partner.

Results of Operations
The Partnership generated net income of $208,413 and $362,440 for the three and six months ended June 30, 1996, respectively, compared to $167,439 and $1,596,791 for the corresponding periods in 1995. The increase in net income for the second quarter of 1996 is primarily attributable to an increase in rental income and, to a lesser extent, a decrease in general and administrative expenses. The decrease in net income for the six-month period ended June 30, 1996 is primarily due to a gain on sales of three Properties recognized by the Partnership during the first quarter of 1995 totaling $1,253,015. Excluding the gain on sales of Properties, the Partnership generated net income totaling $343,776 during the first six months of 1995.

Rental income for the three- and six-month periods ended June 30, 1996 totaled $295,674 and $525,351, respectively, compared to $253,707 and $517,080 for the corresponding periods in 1995. The increases in rental income for both periods are primarily attributable to increases in food and beverage sales at the Properties which resulted in an increase in percentage rental income. Rental income for the six-month period ended June 30, 1996 increased from the corresponding period in 1995 despite the fact that there were fewer stores available to pay rent during most of the first quarter of 1996 as compared with the first quarter of 1995 as a result of the sales of three Properties in March 1995.

Interest income for the three- and six-month periods ended June 30, 1996 totaled $8,322 and $21,158, respectively, compared to $20,906 and $47,615 for the corresponding periods in 1995. The decreases in interest income for both periods are primarily attributable to a decrease in the cash invested by the Partnership in the first and second quarters of 1996. During the first and second quarters of 1995, the Partnership received interest income on the net proceeds from the sales of four Properties in December 1994 and three Properties in March 1995. These proceeds were subsequently distributed to the partners on April 28, 1995.

Depreciation expense for the three- and six-month periods ended June 30, 1996 totaled $27,636 and $55,271, respectively, compared to $27,636 and $63,052 for the corresponding periods in 1995. The decrease in depreciation expense for the six-month period ended June 30, 1996 is due to the sale of three Properties in March 1995.

General and administrative expenses totaled $13,335 and $26,082 for the three- and six-month periods ended June 30, 1996, respectively, compared to $29,287 and $56,322 for the corresponding periods in 1995. The decreases in general and administrative expenses are primarily attributable to a decrease in environmental consulting costs and other professional fees incurred by the Partnership in connection with the Greenfield Property.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BURGER KING LIMITED PARTNERSHIP I

                               BY:  BK I REALTY INC.
                                    General Partner



Date: August 13, 1996          BY:  /s/ Rocco F. Andriola
                               Name:    Rocco F. Andriola
                                        President, Director and
                                        Chief Financial Officer