Form 10-Q
period 1996-09-30
BURGER KING LTD PARTNERSHIP I
filed 1996-11-14
CIK 356956

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Balance Sheets                              At September 30,   At December 31,
                                                       1996              1995
Assets
Real estate, at cost:
  Land                                          $ 1,113,406       $ 1,113,406
  Buildings                                       2,210,836         2,210,836
  Fixtures and equipment                            485,306           485,306
                                                  3,809,548         3,809,548
Less accumulated depreciation                    (2,044,686)       (1,961,780)
                                                  1,764,862         1,847,768
Cash and cash equivalents                         1,022,200           973,641
Rent receivable                                      95,179            65,023
   Total Assets                                 $ 2,882,241       $ 2,886,432

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $   127,915       $   138,118
  Due to affiliates                                   2,025             1,300
  Distributions payable                             272,200           180,645
   Total Liabilities                                402,140           320,063

Partners' Capital (Deficit):
  General Partner                                   (85,255)          (85,088)
  Limited Partners (15,000 interests outstanding) 2,565,356         2,651,457
   Total Partners' Capital                        2,480,101         2,566,369
   Total Liabilities and Partners' Capital      $ 2,882,241       $ 2,886,432



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                     General         Limited
                                     Partner        Partners          Total
Balance at December 31, 1995       $ (85,088)    $ 2,651,457    $ 2,566,369
Net income                            30,593         498,352        528,945
Distributions to partners            (30,760)       (584,453)      (615,213)
Balance at September 30, 1996      $ (85,255)    $ 2,565,356    $ 2,480,101



Statements of Operations
                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                    1996          1995       1996         1995
Income
Rental income                  $ 246,309     $ 258,075  $ 771,660    $ 775,155
Interest income                   16,906        13,843     38,064       61,458
Miscellaneous  income                240           555        870        1,530
  Total Income                   263,455       272,473    810,594      838,143
Expenses
Depreciation                      27,635        27,635     82,906       90,687
Ground lease rent                 28,229        28,229     84,686       84,686
Management fee                    21,808        22,985     68,697       69,048
General and administrative        19,278        70,392     45,360      126,714
  Total Expenses                  96,950       149,241    281,649      371,135
Income from operations           166,505       123,232    528,945      467,008

Other Income
Gain on sales of properties          ---           ---        ---    1,253,015
Net Income                     $ 166,505     $ 123,232  $ 528,945   $1,720,023

Net Income Allocated:
To the General Partner         $   9,707     $   7,544  $  30,593   $   40,415
To the Limited Partners          156,798       115,688    498,352    1,679,608
                               $ 166,505     $ 123,232  $ 528,945   $1,720,023
Per limited partnership interest
(15,000 outstanding)              $10.45         $7.71     $33.22      $111.97



Statements of Cash Flows
For the nine months ended September 30,                      1996         1995
Cash Flows From Operating Activities
Net income                                               $528,945   $1,720,023
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                             82,906       90,687
  Gain on sales of properties                                 ---   (1,253,015)
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Settlement escrow                                         ---       95,260
    Rent receivable                                       (30,156)      24,281
    Accounts payable and accrued expenses                 (10,203)     (90,705)
    Due to affiliates                                         725          851
Net cash provided by operating activities                 572,217      587,382

Cash Flows From Investing Activities
Proceeds from sale of properties                              ---    1,804,526
Net cash provided by investing activities                     ---    1,804,526

Cash Flows From Financing Activities
Cash distributions to partners                           (523,658)  (4,535,646)
Net cash used for financing activities                   (523,658)  (4,535,646)
Net increase (decrease) in cash and cash equivalents       48,559   (2,143,738)
Cash and cash equivalents, beginning of period            973,641    3,128,790
Cash and cash equivalents, end of period               $1,022,200   $  985,052



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership I's (the "Partnership") 1995 annual audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996, the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, the statement of partners' capital (deficit) for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. Results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On October 1, 1996, the Partnership completed the sale of a property located in Wichita, Kansas to the franchisee operating such property. BK I Realty Inc., the general partner of the Partnership (the "General Partner"), intends to distribute the net proceeds from this sale to the partners of the Partnership in the first quarter of 1997. The gain resulting from the sale will be recorded by the Partnership during the fourth quarter of 1996.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
At September 30, 1996, the Partnership had a cash and cash equivalents balance of $1,022,200, compared to $973,641 at December 31, 1995. The increase is due to cash flow from operations during the first nine months of 1996 exceeding cash distributions paid for the fourth quarter of 1995 and the first and second quarters of 1996. The Partnership's cash balance at September 30, 1996 consisted primarily of the Partnership's working capital, cash flow from operations for the third quarter of 1996, and a reserve established to fund potential environmental remediation costs with respect to one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property").

On October 1, 1996, the Partnership sold a property located in Wichita, Kansas to the franchisee operating such property. The General Partner intends to distribute the net proceeds from this sale to the partners of the Partnership in the first quarter of 1997 pursuant to the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"). The gain resulting from the sale will be recorded by the Partnership during the fourth quarter of 1996. As a result of the sale, the Partnership currently has nine remaining restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

On September 23, 1994, the Partnership notified the Wisconsin Department of Natural Resources (the "WDNR") that petroleum and chlorinated compounds were discovered at the Greenfield Property. The WDNR has indicated that under Wisconsin state law, the Partnership is responsible for remediating the site. On May 26, 1995, the Partnership proposed site-specific clean-up standards for the Greenfield Property to the WDNR, whose response has taken longer than originally anticipated. The Partnership remains in contact with the WDNR in an effort to obtain approval for site- specific clean-up standards in order to establish a remediation plan for the Greenfield Property. Once the remediation issue is resolved and costs associated with an approved remediation plan have been determined, the General Partner should be in a better position to attempt to sell the remaining Properties. Upon such sale, the General Partner intends to distribute the net sales proceeds in accordance with the terms of the Partnership Agreement.

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

Rent receivable increased from $65,023 at December 31, 1995 to $95,179 at September 30, 1996. The increase is primarily attributable to higher percentage rent earned by the Partnership during the third quarter of 1996 as compared to the fourth quarter of 1995.

Accounts payable and accrued expenses decreased from $138,118 at December 31, 1995 to $127,915 at September 30, 1996. The decrease is primarily attributable to the payment of the Partnership's 1995 annual audit and tax fees.

Distributions payable at September 30, 1996 were $272,200, of which $247,592 was paid on October 31, 1996. The unpaid portion of $24,608 represents an amount equal to 4% of the quarterly distributions of net cash flow from operations which is required to be retained pursuant to the terms of the Partnership Agreement. Net cash flow from operations is distributed on the basis of 95% to the limited partners of the Partnership (the "Limited Partners") and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). The Limited Partners are entitled to receive a priority return equal to 12.5% per annum on their remaining invested capital, as defined in the Partnership Agreement. To the extent the Limited Partners do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the Limited Partners with the remainder, if any, distributed to the General Partner.

Results of Operations
The Partnership generated net income of $166,505 and $528,945 for the three- and nine-month periods ended September 30, 1996, respectively, compared to $123,232 and $1,720,023 for the corresponding periods in 1995. The increase in net income for the three-month period is primarily attributable to a decrease in general and administrative expenses. The decrease in net income for the nine-month period is primarily due to a gain on sales of three Properties recognized by the Partnership during the first quarter of 1995 totaling $1,253,015. Excluding the gain on sales of Properties, the Partnership generated net income totaling $467,008 during the first nine months of 1995.

Rental income for the three- and nine-month periods ended September 30, 1996 totaled $246,309 and $771,660, respectively, largely unchanged from $258,075 and $775,155 for the corresponding periods in 1995.

Interest income for the three- and nine-month periods ended September 30, 1996 totaled $16,906 and $38,064, respectively, compared to $13,843 and $61,458 for the corresponding periods in 1995. The increase for the three-month period is primarily attributable to the timing of the accrual of interest income earned on the Partnership's cash accounts. The decrease in interest income for the nine-month period is primarily attributable to a decrease in the cash invested by the Partnership during the first nine months of 1996. During the first and second quarters of 1995, the Partnership received interest income on the net proceeds from the sales of four Properties in December 1994 and three Properties in March 1995. These proceeds were subsequently distributed to the partners on January 30, 1995 and April 28, 1995, respectively.

Depreciation expense for the three- and nine-month periods ended September 30, 1996 totaled $27,635 and $82,906, respectively, compared to $27,635 and $90,687 for the corresponding periods in 1995. The decrease in depreciation expense for the nine-month period is due to the sale of three Properties in March 1995.

General and administrative expenses totaled $19,278 and $45,360 for the three- and nine-month periods ended September 30, 1996, respectively, compared to $70,392 and $126,714 for the corresponding periods in 1995. The decreases in general and administrative expenses are primarily attributable to a decrease in environmental consulting costs and other professional fees incurred by the Partnership in connection with the Greenfield Property.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BURGER KING LIMITED PARTNERSHIP I

                         BY:  BK I REALTY INC.
                              General Partner



Date:  November 13, 1996      BY:  /s/ Rocco F. Andriola
                                       Rocco F. Andriola
                                       President, Director and
                                       Chief Financial Officer