Form 10-K
period 1996-12-31
BURGER KING LTD PARTNERSHIP I
filed 1997-03-31
CIK 356956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from __________ to __________


Commission file number:  0-11058


                       BURGER KING LIMITED PARTNERSHIP I
              Exact name of registrant as specified in its charter



           New York                                       13-3110947
State or other jurisdiction                             I.R.S Employer
of incorporation or organization                       Identification No.

Attn: Andre Anderson
3 World Financial Center, 29th Floor, New York, NY         10285-2900
Address of principal executive offices                      zip code


Registrant's telephone number, including area code: (212) 526-3237


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

No market for the limited partnership units exists and therefore a market value for the units cannot be determined.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 1996 (Portions of parts I, II, III and IV)

                                     PART I

Item 1.  Business.

(a)  General Development of Business
Burger King Limited Partnership I (the "Partnership") was formed as a limited partnership on December 14, 1981, under the partnership laws of the State of New York. The general partner of the Partnership is BK I Realty Inc. (formerly Shearson/BK Realty, Inc.), a New York corporation (the "General Partner") and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers, Inc. ("Shearson") (see Item 10). The Partnership engages in the business of acquiring, constructing, improving, holding and maintaining Burger King restaurants (each referred to as a "Property", collectively, the "Properties"). The Properties are leased on a net basis to franchisees of Burger King Corporation ("BKC").

(b)  Financial Information About Industry Segment
The Partnership's sole business is leasing the Properties to franchisees of BKC. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business
The Properties consist of the buildings, the fixtures and improvements, and, in some cases, the underlying land. The Properties are net leased to franchisees of BKC. For a Property located on land owned by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment (which equals the cost of land acquisition plus construction costs, as estimated at the date the lease was executed, and capitalized interest) or (ii) 8.5% of the Property's annual gross sales. For a Property located on land leased by the Partnership, the annual rent is the greater of (i) 14.5% of the Partnership's investment plus the annual ground rent paid by the Partnership to BKC, which, in turn, pays rent to the owner of the underlying land or (ii) 8.5% of the Property's annual gross sales.

The Partnership's principal investment objectives are to:

 (1) provide regular cash distributions, a portion of which will be "tax sheltered"; and

 (2) provide realization of the long-term appreciation in the value of the Properties, consistent in all cases with the preservation of partners' capital.

BKC had an option to purchase any or all of the Properties at fair market value through May 31, 1992, at which time the option expired unexercised. As a result of BKC's decision not to exercise its option to purchase the Properties, the General Partner initially commenced efforts to market the Properties for sale in June 1992. As of December 31, 1996, the Partnership had sold 23 Properties. Please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and Note 4 in the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference, for additional information regarding Property sales to third parties. Reference is also made to Item 7 and the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 for a discussion of the General Partner's efforts to market the Partnership's nine remaining Properties for sale.

Employees
The Partnership has no employees.

Competition
Percentage rents received by the Partnership from the leases with the franchisees at the Properties are based on food and beverage sales generated by the Properties. Competition in the fast food industry has generally become more intense as the number of chains competing for the consumer's business has increased. For most chains, in 1997, the primary source of revenue growth will continue to be the development of new restaurants or the acquisition of existing restaurants. As a result, intense price competition and aggressive marketing promotions have become essential ingredients in the effort to increase sales from existing restaurants. Other factors which influence sales include, but are not limited to, product quality, customer service, and the diversity of menu offerings.

Item 2.  Properties.

For the year ended December 31, 1996, the Properties located in Statesville
(NC), Decatur (AL), Springdale (AR), Atlanta (GA) and Klamath Falls (OR) generated 11%, 14%, 10%, 13% and 13%, respectively, of the Partnership's rental revenues. No individual Property represented 10% or more of the Partnership's total assets for the year ended December 31, 1996.

For additional information concerning the Partnership's Properties, reference is made to the section captioned "Partnership's Restaurants" on the Table of Contents page and Note 4 captioned "Real Estate" in the Notes to the Financial Statements of the Partnership's 1996 Annual Report to Unitholders, and Schedule III on pages F-2 through F-3 following the signature pages of this Form 10-K.


Item 3.  Legal Proceedings.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

None

                               PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters.

(a) Market Information
    There is no established trading market for the limited partnership units of the Partnership (the "Units").

(b) Holders
    As of December 31, 1996, there were 2,534 holders of record (the "Unitholders") of the Units.

(c) Distributions
    The following table illustrates the per Unit quarterly cash distributions paid to Unitholders during the past two years:

              Quarter Declared             1996         1995
              First Quarter              $11.56      $134.87 (1)
              Second Quarter              11.07         4.73
              Third Quarter               16.33        11.84
              Fourth Quarter              51.42 (2)    10.52
              Total Cash Distributions   $90.38      $161.96

      (1) Includes a distribution of $128.37 from the sale of three of the Properties.

      (2) Includes a distribution of $38.31 from the sale of one of the Properties.

Reference is also made to the Message to Investors, Note 3 captioned "Partnership Allocations" and Note 7 captioned "Distributions" of the Notes to the Financial Statements in the Partnership's 1996 Annual Report to Unitholders for additional information concerning cash distributions paid by the Partnership.

Item 6.  Selected Financial Data.
The information set forth below should be read in conjunction with the Partnership's Financial Statements and notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        1996        1995         1994        1993        1992
Rental income     $  994,879  $1,004,195  $1,820,012  $1,907,913  $2,415,894
Gain on sales
 of Properties       338,595   1,253,015   2,040,687     550,609   1,539,107
Net income         1,026,350   1,870,532   3,179,853   1,734,447   2,981,876
Net income per Unit    65.54      121.41      206.04      110.38      191.76
Total assets at
 year-end          3,052,291   2,886,432   5,841,632   5,944,174   6,961,206
Cash Distributions
 per Unit              90.38(a)   161.96(b)   358.85(c)   163.82(d)   289.78(e)

(a) Includes a $38.31 per Unit distribution from the sale of a Property located in Wichita, KS.

(b) Includes a $128.37 per Unit distribution from the sale of three Properties located, respectively, in Washington, NC; Carlsbad, NM; and Big Spring, TX.

(c) Includes a $139.66 per Unit distribution from the sale of six Properties located in, respectively, Madison Heights, VA; Pearl, MS; Falmouth, MA; Tucson, AZ; West Springfield, MA; and Jackson, MS and a $140.65 per Unit distribution from the sale of four Properties located, respectively, in Kansas City, MO; Pasco, WA; Salem, MA; and West Allis, WI.

(d) Includes a $71.91 per Unit distribution from the sale of three Properties located, respectively, in Atlantic Highlands, NJ; Rohnert Park, CA; and Dothan, AL.

(e) Includes a $171.30 per Unit distribution from the sale of five Properties located, respectively, in Grand Island, NE; Marion, VA; Sunnyvale, CA; Greenbelt, MD; and Guilderland, NY.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had a cash and cash equivalents balance of $1,478,513, compared to $973,641 at December 31, 1995. The increase is primarily due to net proceeds in the amount of $580,500 which were received from the sale of a Property located in Wichita, Kansas on October 1, 1996. The net proceeds from this sale were distributed to the partners of the Partnership on January 30, 1997. As a result of the sale, the Partnership currently has nine remaining Properties. The remaining balance of the Partnership's cash and cash equivalents consisted primarily of the Partnership's working capital, cash flow from operations for the fourth quarter of 1996, and a reserve established to fund potential environmental remediation costs with respect to one of the Properties located in Greenfield, Wisconsin (the "Greenfield Property").

The General Partner has had discussions with a number of institutions and other third parties interested in purchasing the Partnership's nine remaining Properties. However, the environmental issue at the Greenfield Property has delayed the Partnership's efforts to complete a bulk sale of the remaining Properties. The Partnership had previously proposed site-specific, clean-up standards for the Greenfield Property to the Wisconsin Department of Natural Resources ("WDNR"), whose response has taken significantly longer than originally anticipated. In light of this unanticipated lengthy delay, the General Partner has decided to move forward with its efforts to market the Properties for a bulk sale during 1997. Upon the sale of the Properties, the General Partner intends to distribute the net sales proceeds in accordance with the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"). While the General Partner is hopeful that a sale of the Properties can be completed during 1997, there can be no assurances that such efforts will be successful. As a result of the Partnership's intention to pursue a sale of the Properties, the Properties have been reclassified on the Partnership's balance sheet as real estate held for sale.

The General Partner believes that the potential environmental remediation costs associated with the Greenfield Property will not exceed approximately $300,000 and, therefore, in accordance with the Partnership Agreement, such amount has been set aside from the Partnership's net cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the WDNR prior to any sale of the Properties, it is expected that any of such reserves spent on the environmental remediation will be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Properties. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

The General Partner believes that the Partnership will have sufficient assets with which to pay any potential remediation costs on the Greenfield Property. In the unlikely event that the Partnership does not have sufficient assets with which to pay such costs, the General Partner is unaware of any Federal or State of Wisconsin environmental law imposing any personal liability on the Unitholders for their pro-rata share of the Partnership's remediation costs. Therefore, except as otherwise provided for in the Partnership Agreement, Unitholders may be liable for Partnership obligations only to the extent of their respective capital contributions.

Rent receivable increased from $65,023 at December 31, 1995 to $76,042 at December 31, 1996. The increase is primarily attributable to the timing of receipt of rents paid to the Partnership.

Accounts payable and accrued expenses decreased from $139,418 at December 31, 1995 to $36,025 at December 31, 1996. The decrease is primarily attributable to the payment of legal fees incurred by the Partnership in connection with sales of Properties in 1994.

Due to BKC totaled $14,152 at December 31, 1996, compared to $0 at December 31, 1995. The balance at the end of 1996 represents rent that was erroneously paid to the Partnership and was returned to BKC during the first quarter of 1997.

Distributions payable, which totaled $812,096 at December 31, 1996, represents cash flow from operations for the fourth quarter of 1996 and net proceeds of $580,500 from the aforementioned sale of the Wichita, Kansas store on October 1, 1996. These amounts were distributed on January 30, 1997.

Unitholders received distributions of $90.38 per Unit for 1996, including the Partnership's fourth quarter distribution in the amount of $51.42 per Unit which was paid on January 30, 1997. This distribution included net proceeds of $38.31 per Unit from the sale of the Wichita Property.

Since the inception of the Partnership, cumulative cash distributions to Unitholders have totaled $2,319.70 per original $1,000 Unit. This total includes distributions of net cash flow from operations in the amount of $1,610.34 per Unit and distributions of net proceeds from the sale of Properties in the amount of $709.36 per Unit. Distributions of net proceeds from the sale of Properties represent a return of capital, which has reduced each Unit from $1,000 to $290.64.

Results of Operations

1996 vs. 1995
The Partnership generated net income for the year ended December 31, 1996 of $1,026,350, compared to $1,870,532 for the prior year. The decrease in net income is primarily due to a reduction in gain on sales which, for the year ended December 31, 1995, included the sales of three Properties totaling $1,253,015, as compared to a gain on the sale of one Property totaling $338,595 during the year ended December 31, 1996. Excluding the gain on sales of Properties, the Partnership generated income from operations totaling $687,755 for the year ended December 31, 1996, compared to $617,517 for the year ended December 31, 1995. The increase in income from operations from 1995 to 1996 is primarily attributable a decrease in general and administrative expenses.

Rental income for the year ended December 31, 1996 totaled $994,879, largely unchanged from $1,004,195 for the year ended December 31, 1995.

Interest income for the year ended December 31, 1996 totaled $58,248, compared to $75,276 for the year ended December 31, 1995. The decrease is primarily attributable to a decrease in the cash invested by the Partnership during 1996. During the first and second quarters of 1995, the Partnership received interest income on the net proceeds from the sales of four Properties in December 1994 and three Properties in March 1995. These proceeds were subsequently distributed to the partners on January 30, 1995 and April 28, 1995, respectively.

Depreciation expense for the year ended December 31, 1996 totaled $108,127, compared to $118,323 for the year ended December 31, 1995. The decrease in depreciation expense is primarily due to the sale of three Properties in March 1995, and, to a lesser extent, the sale of one Property in October 1996.

General and administrative expenses totaled $57,870 for the year ended December 31, 1996, compared to $143,493 for the year ended December 31, 1995. The decrease in general and administrative expense is primarily attributable to a decrease in environmental consulting costs and other professional fees incurred by the Partnership in connection with the Greenfield Property.

1995 vs. 1994
The Partnership generated net income for the year ended December 31, 1995 of $1,870,532 compared to $3,179,853 for the year ended December 31, 1994. The decrease in net income was primarily attributable to (i) a decrease in the gain on the sales of Properties from $2,040,687 recognized on the sales of 10 Properties during 1994 as compared to a gain of $1,253,015 recognized on the sales of three Properties during 1995, and (ii) a decrease in rental income as a result of the Partnership owning fewer Properties during 1995.

Rental income for the year ended December 31, 1995 totaled $1,004,195 compared to $1,820,012 for the year ended December 31, 1994. The decrease was due to the fact that there were fewer stores paying rent as a result of the sales of 10 Properties during the second half of 1994 and three Properties in the first quarter of 1995. This was partially offset by an increase in percentage rents from the remaining 10 Properties owned by the Partnership. Percentage rent increased from $235,921 for the year ended December 31, 1994 to $292,707 for the year ended December 31, 1995 primarily attributable to higher sales at these Properties during 1995.

Interest income for the year ended December 31, 1995 totaled $75,276 compared to $40,987 for the year ended December 31, 1994. The increase was due to higher interest rates and a larger invested cash balance as a result of proceeds received from the sales of three Properties during the first quarter of 1995.

Depreciation, ground lease rent and management fees all decreased for the year ended December 31, 1995 compared to the year ended December 31, 1994, primarily due to the sales of 10 Properties in the second half of 1994 and three Properties in the first quarter of 1995.


Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to the Partnership's 1996 Annual Report to Unitholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Partnership.

The General Partner is a New York corporation and an affiliate of Lehman.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 24, 1994, the General Partner changed its name from Shearson/BK Realty, Inc. to BK I Realty Inc. to delete any reference to "Shearson."

The Partnership has no officers and directors. The General Partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Certain officers and the director of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The director and executive officers of the General Partner as of December 31, 1996 are set forth below. There are no family relationships between or among any officer and any other officer or director.

                 Name                  Age       Office
                 Rocco F. Andriola     38        Director, President and
                                                 Chief Financial Officer
                 Kenneth F. Boyle      33        Vice President
                 Timothy E. Needham    28        Vice President

The foregoing director has been elected to serve as director until the annual meeting of the General Partner to be held in October 1997. The business experience of the director and each of the officers of the General Partner is as follows:

Rocco F. Andriola is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Kenneth F. Boyle is a Vice President of Lehman's Diversified Asset Group. Mr. Boyle joined Lehman in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.

Timothy E. Needham is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December of 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo, for approximately one year doing market research for a Japanese firm (1991). In addition, Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.


Item 11.  Executive Compensation.

Officers and the director of the General Partner are employees of Lehman and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) Security ownership of certain beneficial owners
    The Partnership knows of no person who beneficially owns more than 5% of the Units.

(b) Security ownership of management
    Under the terms of the Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns the equivalent of one Unit. Neither the director nor the officers of the General Partner own any Units.

(c) Changes in control
    None.


Item 13.  Certain Relationships and Related Transactions.

(a) Transactions with Management and Others
    Amounts reimbursed to the General Partner and its affiliates for out of pocket expenses during the years ended December 31, 1996, 1995 and 1994 were $402, $1,382 and $7,072, respectively.

(b) Certain Business Relationships
    There have been no business transactions between the director and officers of the General Partner and the Partnership.

(c) Indebtedness of Management
    No management person is indebted in any amount to the Partnership.

(d) Transactions with Promoters
    There have been no transactions with promoters.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following are filed as part of this report:

  1. Financial Statements

                       BURGER KING LIMITED PARTNERSHIP I
                        (a New York limited partnership)
                         INDEX TO FINANCIAL STATEMENTS


       Independent Auditors' Report                              (1)

       Balance Sheets at December 31, 1996 and 1995              (1)

       Statements of Partners' Capital (Deficit) for
       the years ended December 31, 1996, 1995 and 1994          (1)

       Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                          (1)

       Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                          (1)

       Notes to the Financial Statements                         (1)

      (1) Incorporated by reference to the Partnership's 1996 Annual Report to Unitholders filed as an exhibit to the Form 10-K.


  2. Financial Statement Schedule

    Independent Auditors' Report on Schedule III                (F-1)

    Schedule III - Real Estate and Accumulated Depreciation     (F-2)


  3.  Exhibits

    (13) 1996 Annual Report to Unitholders

    (27) Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 31, 1997

                              BURGER KING LIMITED PARTNERSHIP I

                              BY:  BK I Realty Inc.
                                   General Partner


                              BY:   /s/ Rocco F. Andriola
                              Name:     Rocco F. Andriola
                              Title:    Director, President and
                                        Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                              BK I REALTY INC.
                              General Partner

Date:  March 31, 1997
                              BY:   /s/ Rocco F. Andriola
                                        Rocco F. Andriola
                                        Director, President and
                                        Chief Financial Officer




Date:  March 31, 1997
                              BY:   /s/ Kenneth F. Boyle
                                        Kenneth F. Boyle
                                        Vice President




Date:  March 31, 1997
                              BY:   /s/ Timothy E. Needham
                                        Timothy E. Needham
                                        Vice President






                          INDEPENDENT AUDITORS' REPORT



The Partners
Burger King Limited Partnership I:

Under date of January 31, 1997 we reported on the balance sheets of Burger King Limited Partnership I (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Unitholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion of the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 31, 1997


                       BURGER KING LIMITED PARTNERSHIP I
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                       December 31, 1996

                                                         Costs Capitalized
                                                             Subsequent
                                     Initial Costs         To Acquisition

                                           Buildings and   Buildings and
Description (A)   Encumbrances    and Land  Improvements    Improvements
Statesville, NC   $    --        $ 200,000    $ 267,561        $  --
Fairfield, OH          --          150,000      294,882           --
Decatur, AL            --          135,000      293,270           --
Springdale, AR         --          183,000      267,438           --
Greenville, SC         --          118,000      249,251           --
Springfield, MA        --              (B)      289,241           --
Greenfield, WI         --          140,906      314,090           --
Atlanta, GA            --              (B)      247,838           --
Klamath Falls, OR      --              (B)      236,961           --
-------------------------------------------------------------------------
                  $    --       $ 926,906   $2,460,532         $  --



                       BURGER KING LIMITED PARTNERSHIP I
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1996

                      Cost Basis at December 31, 1996

                             Buildings and                Accumulated
Description (A)        Land   Improvements     Totals     Depreciation
Statesville, NC    $200,000     $267,561     $467,561       $207,209
Fairfield, OH       150,000      294,882      444,882        228,387
Decatur, AL         135,000      293,270      428,270        227,050
Springdale, AR      183,000      267,438      450,438        207,091
Greenville, SC      118,000      249,251      367,251        193,080
Springfield, MA         (B)      289,241      289,241        224,362
Greenfield, WI      140,906      314,090      454,996        236,834
Atlanta, GA             (B)      247,838      247,838        186,917
Klamath Falls, OR       (B)      236,961      236,961        178,772
--------------------------------------------------------------------
                   $926,906   $2,460,532   $3,387,438(D)  $1,889,702(C)



                       BURGER KING LIMITED PARTNERSHIP I
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1996


                                Years of       Dates     Estimated
Description (A)             Construction    Acquired    Useful Lives
Statesville, NC                     1982    05/10/82    7 - 20 years
Fairfield, OH                       1982    05/07/82    7 - 20 years
Decatur, AL                         1982    04/30/82    7 - 20 years
Springdale, AR                      1982    06/10/82    7 - 20 years
Greenville, SC                      1982    09/03/82    7 - 20 years
Springfield, MA                     1982    10/18/82    7 - 20 years
Greenfield, WI                      1982    12/08/82    7 - 20 years
Atlanta, GA                         1982    12/30/82    7 - 20 years
Klamath Falls, OR                   1983    01/03/83    7 - 20 years

(A)  Represents Burger King Restaurants.
(B)  Properties operated under a ground lease.
(C)  Depreciation is computed under the straight-line method.
(D) Federal income tax basis of the real estate is $3,387,442 at December 31, 1996.


                       BURGER KING LIMITED PARTNERSHIP I
                        (a New York limited partnership)
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1996

A summary of real estate held for investment and corresponding accumulated depreciation for the three years ended December 31, 1996, 1995 and 1994 is as follows:

Real Estate investments:                   1996          1995          1994
Beginning of year                    $3,809,548    $4,947,996    $9,579,310
Deduct: real estate sold                422,110     1,138,448     4,631,314
End of year                          $3,387,438    $3,809,548    $4,947,996

Accumulated Depreciation:
Beginning of year                    $1,961,780    $2,430,394    $4,227,216
Add: depreciation expense               108,127       118,323       237,368
Deduct: real estate sold                180,205       586,937     2,034,190
End of year                          $1,889,702    $1,961,780    $2,430,394