Form 10-Q
period 1997-03-31
BURGER KING LTD PARTNERSHIP I
filed 1997-05-15
CIK 356956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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



BALANCE SHEETS                              At March 31,    At December 31,
                                                   1997               1996
Assets
Real estate held for sale                    $1,497,736         $1,497,736
Cash and cash equivalents                       823,414          1,478,513
Rent receivable                                  63,048             76,042
 Total Assets                                $2,384,198         $3,052,291
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses        $   51,177         $   36,025
Due to Burger King Corporation                      ---             14,152
Distributions payable                           161,149            812,096
 Total Liabilities                              212,326            862,273
Partners' Capital (Deficit):
 General Partner                                (89,730)           (88,823)
 Limited Partners (15,000 units outstanding)  2,261,602          2,278,841
  Total Partners' Capital                     2,171,872          2,190,018
  Total Liabilities and Partners' Capital    $2,384,198         $3,052,291



STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1997
                                       General          Limited
                                       Partner         Partners          Total
Balance at December 31, 1996         $ (88,823)      $2,278,841     $2,190,018
Net income                               7,150          135,853        143,003
Distributions to partners               (8,057)        (153,092)      (161,149)
Balance at March 31, 1997            $ (89,730)      $2,261,602     $2,171,872



STATEMENTS OF OPERATIONS
For the three months ended March 31,              1997           1996
Income
Rent                                         $ 215,810      $ 229,677
Interest                                        13,133         12,836
Miscellaneous                                      641            270
 Total Income                                  229,584        242,783
Expenses
Ground lease rent                               28,229         28,229
Management fee                                  18,758         20,145
Depreciation                                       ---         27,635
General and administrative                      39,594         12,747
 Total Expenses                                 86,581         88,756
 Net Income                                  $ 143,003      $ 154,027
Net Income Allocated:
To the General Partner                       $   7,150      $   9,083
To the Limited Partners                        135,853        144,944
                                             $ 143,003      $ 154,027
Per limited partnership unit
(15,000 outstanding)                             $9.06          $9.66



STATEMENTS OF CASH FLOWS
For the three months ended March 31,                       1997          1996
Cash Flows From Operating Activities
Net income                                           $  143,003    $  154,027
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation                                               ---        27,635
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Rent receivable                                        12,994         6,753
  Accounts payable and accrued expenses                  15,152        (5,930)
  Due to Burger King Corporation                        (14,152)          ---
Net cash provided by operating activities               156,997       182,485
Cash Flows From Financing Activities
Cash distributions to partners                         (812,096)     (180,645)
Net cash used for financing activities                 (812,096)     (180,645)
Net increase (decrease) in cash and cash equivalents   (655,099)        1,840
Cash and cash equivalents, beginning of period        1,478,513       973,641
Cash and cash equivalents, end of period             $  823,414    $  975,481



NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership I's (the "Partnership") 1996 annual audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, the statement of partners' capital (deficit) for three-month period ended March 31, 1997 and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
At March 31, 1997, the Partnership had a cash and cash equivalents balance of $823,414, compared to $1,478,513 at December 31, 1996. The decrease is primarily attributable to net proceeds received from the October 1, 1996 sale of a restaurant property located in Wichita, Kansas, which were included in the Partnership's cash balance at December 31, 1996. These funds were subsequently distributed by the Partnership to the partners on January 30, 1997. The Partnership's cash balance at March 31, 1997 consisted primarily of the Partnership's working capital, cash flow from operations for the first quarter of 1997 and a reserve established to fund potential environment remediation costs with respect to one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property"). At March 31, 1997, the Partnership owned nine restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

The General Partner has had discussions with a number of institutions and other third parties interested in purchasing the Partnership's nine remaining Properties. However, the environmental issue at the Greenfield Property has delayed the Partnership's efforts to complete a sale of the remaining Properties. The Partnership had previously proposed site-specific, clean-up standards for the Greenfield Property to the Wisconsin Department of Natural Resources ("WDNR"), whose response has taken significantly longer than originally anticipated. In light of this unanticipated lengthy delay, the General Partner has decided to commence marketing the Properties in the second quarter of 1997 for a bulk sale to a single purchaser. Upon the sale of the Properties, the General Partner intends to distribute the net sales proceeds in accordance with the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"). While the General Partner is hopeful that a sale of th e Properties can be completed during 1997, there can be no assurances that such efforts will be successful. As a result of the Partnership's intention to commence marketing the Properties for sale, the Properties have been reclassified on the Partnership's balance sheet as real estate held for sale.

The General Partner believes that the potential environmental remediation costs associated with the Greenfield Property will not exceed approximately $300,000 and, therefore, in accordance with the Partnership Agreement, such amount has been set aside from the Partnership's cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the WDNR prior to any sale of the Properties, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Greenfield Property. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

The General Partner believes that the Partnership will have sufficient assets with which to pay any potential remediation costs on the Greenfield Property. In the unlikely event that the Partnership does not have sufficient assets with which to pay such costs, the General Partner is unaware of any Federal or State of Wisconsin environmental law imposing any personal liability on the limited partners of the Partnership (the "Unitholders") for their pro-rata share of the Partnership's remediation costs. Therefore, except as otherwise provided for in the Partnership Agreement, Unitholders may be liable for Partnership obligations only to the extent of their respective capital contributions.

Rent receivable decreased from $76,042 at December 31, 1996 to $63,048 at March 31, 1997. The decrease is primarily attributable to a decrease in percentage rent earned by the Partnership as a result of a decrease in sales at certain of the Properties in the first quarter of 1997 as compared to the fourth quarter of 1996.

For the quarter ended March 31, 1997, the Partnership declared a distribution of cash flow from operations in the amount of $161,149. On April 30, 1997, the Partnership paid a cash distribution to the partners in the amount of $148,916. The Partnership withheld $5,787 to pay state non-resident income tax and Federal foreign withholding taxes and an additional $6,446 which represents an amount equal to 4% of the quarterly distributions of net cash flow from operations. Pursuant to the terms of the Partnership Agreement, net cash flow from operations is distributed on the basis of 95% to the Unitholders and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). Unitholders are entitled to receive an annual return equal to 12.5% of their remaining invested capital.
To the extent Unitholders do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the Unitholders with the remainder , if any, distributed to the General Partner.

Including the 1997 first quarter distribution of cash flow from operations paid to Unitholders on April 30, 1997 in the amount of $10.21 per Unit, Unitholders have received total cash distributions of $2,329.91 per original $1,000 Unit since the inception of the Partnership. This total includes distributions of cash flow from operations in the amount of $1,620.55 per Unit and distributions of net proceeds from the sales of Properties in the amount of $709.36 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000 to $290.64.

Results of Operations
The Partnership generated net income of $143,003 for the three months ended March 31, 1997, compared to $154,027 for the corresponding period in 1996. The decrease is primarily attributable to a decrease in rental income and an increase in general and administrative expenses, which was partially offset by a decrease in depreciation expense.

Rental income decreased from $229,677 for the three months ended March 31, 1996 to $215,810 for the corresponding period in 1997. The decrease is primarily attributable to the decrease in sales at certain of the Properties during the 1997 period and the sale of a Property located in Wichita, Kansas in the fourth quarter of 1996.

No depreciation expense was recorded for the three months ended March 31, 1997, compared to $27,635 for the corresponding period in 1996. Effective December 31, 1996, the Partnership will no longer record depreciation expense as a result of the reclassification of the Properties as real estate held for sale pursuant to Financial Accounting Standards No. 121.

General and administrative expenses totalled $39,594 for the three months ended March 31, 1997, compared to $12,747 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.



Part II		Other Information

Items 1-5       Not applicable.

Item 6		Exhibits and reports on Form 8-K.

		(a)  Exhibits -

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				BURGER KING LIMITED PARTNERSHIP I

				BY:	BK I REALTY INC.
					General Partner



Date: May 14, 1997              BY:  /s/ Rocco F. Andriola
				Name:    Rocco F. Andriola
                                Title:   President, Director and
                                         Chief Financial Officer