Form 10-Q
period 1997-06-30
BURGER KING LTD PARTNERSHIP I
filed 1997-08-14
CIK 356956

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

                               or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 0-11058


                BURGER KING LIMITED PARTNERSHIP I
      Exact Name of Registrant as Specified in its Charter


           New York                            13-3110947
State or Other Jurisdiction
of Incorporation or Organization    I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson           10285-2900
    Address of Principal Executive Offices        Zip Code

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

                       Yes    X    No ____


Balance Sheets                                  At June 30,At December 31,
                                                   1997      1996
Assets
Real estate held for sale                      $1,497,736    $1,497,736
Cash and cash equivalents                         813,468     1,478,513
Rent and other receivable                          99,584        76,042
  Total Assets                                 $2,410,788    $3,052,291
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses         $   46,477    $   36,025
 Due to Burger King Corporation                      --          14,152
 Distributions payable                            151,203       812,096
  Total Liabilities                               197,680       862,273
Partners' Capital (Deficit):
 General Partner                                  (87,668)      (88,823)
 Limited Partners (15,000 units outstanding)    2,300,776     2,278,841
  Total Partners' Capital                       2,213,108     2,190,018
  Total Liabilities and Partners' Capital      $2,410,788    $3,052,291




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                    General     Limited
                                    Partner     Partners      Total
Balance at December 31, 1996       $(88,823)   $2,278,841   $2,190,018
Net income                           16,450       312,546      328,996
Distributions to partners           (15,295)     (290,611)    (305,906)
Balance at June 30, 1997           $(87,668)   $2,300,776   $2,213,108



Statements of Operations
                                    Three months ended    Six months ended
                                            June 30,            June 30,
                                        1997      1996      1997      1996
Income
Rental income                       $258,109  $295,674  $473,919  $525,351
Interest income                       10,974     8,322    24,107    21,158
Miscellaneous income                     540       360     1,181       630
  Total Income                       269,623   304,356   499,207   547,139
Expenses
Ground lease rent                     28,228    28,228    56,457    56,457
Management fee                        22,988    26,744    41,746    46,889
Depreciation                             --     27,636      --      55,271
General and administrative            32,414    13,335    72,008    26,082
  Total Expenses                      83,630    95,943   170,211   184,699
Net Income                          $185,993  $208,413  $328,996  $362,440
Net Income Allocated:
To the General Partner              $  9,300   $11,803   $16,450   $20,886
To the Limited Partners              176,693   196,610   312,546   341,554
                                    $185,993  $208,413  $328,996  $362,440
Per limited partnership interest
 (15,000 outstanding)                 $11.78    $13.11    $20.84    $22.77




Statements of Cash Flows
For the six months ended June 30,                               1997      1996
Cash Flows From Operating Activities
Net income                                              $  328,996   $  362,440
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                                 --         55,271
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Rent and other receivable                                (23,542)     (45,437)
  Accounts payable and accrued expenses                     10,452      (14,969)
  Due to Burger King Corporation                           (14,152)        --
Net cash provided by operating activities                  301,754      357,305
Cash Flows From Financing Activities
Cash distributions to partners                            (966,799)    (355,831)
Net cash used for financing activities                    (966,799)    (355,831)
Net increase (decrease) in cash and cash equivalents      (665,045)       1,474
Cash and cash equivalents, beginning of period           1,478,513      973,641
Cash and cash equivalents, end of period                $  813,468   $  975,115



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with Burger King Limited Partnership I's (the "Partnership") 1996 annual audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three- and six- month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six-month period ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At June 30, 1997, the Partnership had a cash and cash equivalents balance of $813,468, compared to $1,478,513 at December 31, 1996. The decrease is primarily attributable to the distribution made on January 30, 1997 of the net proceeds received from the sale of a restaurant property located in Wichita, Kansas, which were previously included in the Partnership's cash balance at December 31, 1996. The Partnership's cash balance at June 30, 1997 consisted primarily of the Partnership's working capital, cash flow from operations for the second quarter of 1997 and a reserve established to fund potential environment remediation costs with respect to one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property"). At June 30, 1997, the Partnership owned nine restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

BK I Realty Inc., the general partner of the Partnership (the "General Partner") has had discussions with a number of institutions and other third parties interested in purchasing the Partnership's nine remaining Properties. However, the environmental issue at the Greenfield Property has delayed the Partnership's efforts to complete a sale of the remaining Properties. The Partnership had previously proposed site-specific, clean-up standards for the Greenfield Property to the Wisconsin Department of Natural Resources ("WDNR"), whose response has taken significantly longer than originally anticipated. In light of this unanticipated lengthy delay, the General Partner has begun marketing the Partnership's remaining nine Properties for sale and has engaged the services of Jones Lang Wootton, a nationally recognized real estate broker, to assist the Partnership in its marketing efforts. Upon the sale of the Properties, the General Partner intends to distribute the net sales proceeds in accordance with the terms of the partnership agreement dated December 14, 1981 (the "Partnership Agreement"). While the General Partner is hopeful that a sale of the Properties can be completed during 1997, there can be no assurances that such efforts will ultimately be successful. As a result of the Partnership's efforts to market the Properties for sale, the Properties have been reclassified on the Partnership's balance sheet as real estate held for sale.

The General Partner believes that the potential environmental remediation costs associated with the Greenfield Property will not exceed approximately $300,000 and, therefore, in accordance with the Partnership Agreement, such amount has been set aside from the Partnership's cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the WDNR prior to the sale of the Greenfield Property, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Greenfield Property. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

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

Rent and other receivable increased from $76,042 at December 31, 1996 to $99,584 at June 30, 1997. The increase is primarily attributable to the timing and remittance of rental payments.

Distributions payable at June 30, 1997 were $151,203, of which $138,967 was paid on July 30, 1997. The unpaid portion of $12,236 represents an amount equal to 4% of the quarterly distributions of net cash flow from operations. Pursuant to the terms of the Partnership Agreement, net cash flow from operations is distributed on the basis of 95% to the Unitholders and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). Unitholders are entitled to receive an annual return equal to 12.5% of their remaining invested capital. To the extent Unitholders do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the Unitholders with the remainder, if any, distributed to the General Partner.

Including the 1997 second quarter distribution of net cash flow from operations which was paid to Unitholders on July 30, 1997 in the amount of $9.17 per Unit, Unitholders have received total cash distributions of $2,339.08 per original $1,000 Unit since the inception of the Partnership. This total includes distributions of net cash flow from operations in the amount of $1,629.72 per Unit and distributions of net proceeds from the sales of Properties in the amount of $709.36 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000 to $290.64.

Results of Operations
The Partnership generated net income of $185,993 and $328,996 for the three- and six-month periods ended June 30, 1997, respectively, compared to $208,413 and $362,440 for the corresponding periods in 1996. The decrease in net income for both of the 1997 periods is primarily attributable to a decrease in rental income and an increase in general and administrative expenses. The decreases were partially offset by a lower depreciation expense.

Rental income for the three- and six-month periods ended June 30, 1997 totaled $258,109 and $473,919, respectively, compared to $295,674 and $525,351 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to the decrease in sales at the Properties during the 1997 period which was primarily the result of the sale of a Property located in Wichita, Kansas in the fourth quarter of 1996.

Interest income for the three- and six-month periods ended June 30, 1997 totaled $10,974 and $24,107, respectively, compared to $8,322 and $21,158 for the corresponding periods in 1996. The increase in interest income for both periods is primarily attributable to a higher cash balance invested by the Partnership in the first and second quarters of 1997.

No depreciation expense was recorded for the three- or six-month periods ended June 30, 1997, compared to $27,636 and $55,271 for the corresponding periods in 1996. Effective December 31, 1996, the Partnership ceased recording depreciation expense as a result of the classification of the Properties as real estate held for sale in accordance with Statements of Financial Accounting Standards No. 121.

General and administrative expenses totaled $32,414 and $72,008 for the three- and six-month periods ended June 30, 1997, respectively, compared to $13,335 and $26,082 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third-party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

Part II  Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BURGER KING LIMITED PARTNERSHIP I

                         BY:  BK I REALTY INC.
                              General Partner



Date: August 14, 1997    BY: /s/Kenneth F. Boyle
                         Name:  Kenneth F. Boyle
                         Title: President, Director and Chief Financial Officer