Form 10-Q
period 1997-09-30
BURGER KING LTD PARTNERSHIP I
filed 1997-11-12
CIK 356956

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 1997

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
State or Other Jurisdiction         I.R.S. Employer Identification No.
of Incorporation or Organization

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



Balance Sheets
                                        At September 30,       At December 31,
                                                   1997                  1996
Assets
Real estate held for sale                  $  1,497,736          $  1,497,736
Cash and cash equivalents                       858,898             1,478,513
Rent and other receivable                        70,556                76,042
  Total Assets                             $  2,427,190          $  3,052,291

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses     $     54,844          $     36,025
 Due to Burger King Corporation                       _                14,152
 Distributions payable                          196,633               812,096
  Total Liabilities                             251,477               862,273
Partners' Capital (Deficit):
 General Partner                                (89,538)              (88,823)
 Limited Partners
 (15,000 units outstanding)                   2,265,251             2,278,841
  Total Partners' Capital                     2,175,713             2,190,018
  Total Liabilities and Partners' Capital  $  2,427,190          $  3,052,291



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                            General         Limited
                                            Partner        Partners       Total
Balance at December 31, 1996              $ (88,823)    $ 2,278,841  $2,190,018
Net income                                   23,800         452,198     475,998
Distributions to partners                   (24,515)       (465,788)   (490,303)
Balance at September 30, 1997             $ (89,538)    $ 2,265,251  $2,175,713



Statements of Operations
                                  Three months ended          Nine months ended
                                     September 30,               September 30,
                                   1997         1996          1997         1996
Income
Rental income                 $ 209,597    $ 246,309    $  683,516    $ 771,660
Interest income                  11,594       16,906        35,701       38,064
Miscellaneous  income               345          240         1,526          870
  Total Income                  221,536      263,455       720,743      810,594
Expenses
Ground lease rent                28,229       28,229        84,686       84,686
Management fee                   18,136       21,808        59,882       68,697
Depreciation                          _       27,635             _       82,906
General and administrative       28,169       19,278       100,177       45,360
  Total Expenses                 74,534       96,950       244,745      281,649
Income from operations          147,002      166,505       475,998      528,945
  Net Income                  $ 147,002    $ 166,505    $  475,998    $ 528,945
Net Income Allocated:
To the General Partner        $   7,350    $   9,707    $   23,800    $  30,593
To the Limited Partners         139,652      156,798       452,198      498,352
                              $ 147,002    $ 166,505    $  475,998    $ 528,945
Per limited partnership interest
(15,000 outstanding)              $9.31       $10.45        $30.15       $33.22


Statements of Cash Flows
For the nine months ended September 30,                      1997         1996
Cash Flows From Operating Activities
Net income                                             $  475,998   $  528,945
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                                   _       82,906
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Rent and other receivable                                 5,486      (30,156)
  Accounts payable and accrued expenses                    18,819      (10,203)
  Due to Burger King Corporation                          (14,152)         725
Net cash provided by operating activities                 486,151      572,217
Cash Flows From Financing Activities
Cash distributions to partners                         (1,105,766)    (523,658)
Net cash used for financing activities                 (1,105,766)    (523,658)
Net increase (decrease) in cash and cash equivalents     (619,615)      48,559
Cash and cash equivalents, beginning of period          1,478,513      973,641
Cash and cash equivalents, end of period               $  858,898  $ 1,022,200



Notes to the Financial Statements

The interim unaudited financial statements should be read in conjunction with Burger King Limited Partnership I's (the
"Partnership") 1996 annual audited financial statements within Form 10-K.

The interim unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the
nine-month period ended September 30, 1997.   Results of
operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The Partnership has entered into a non-binding letter of intent ("LOI") with a third party for the sale of the Partnership's remaining nine properties (the "Properties") for a purchase price of $6,400,000. Any sale of the Properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At September 30, 1997, the Partnership had a cash and cash equivalents balance of $858,898, compared to $1,478,513 at December 31, 1996. The decrease is primarily attributable to the distribution made on January 30, 1997 of the net proceeds received from the sale of a restaurant property located in Wichita, Kansas, which were previously included in the Partnership's cash balance at December 31, 1996. The Partnership's cash balance at September 30, 1997 consisted primarily of the Partnership's working capital, cash flow from operations for the third quarter of 1997 and a reserve established to fund potential environmental remediation costs with respect to one of the Partnership's properties located in Greenfield, Wisconsin (the "Greenfield Property"). At September 30, 1997, the Partnership owned nine restaurant properties (hereinafter referred to individually as a "Property" and, collectively, as the "Properties").

As reported in the Partnership's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1997, BK I Realty Inc., the general partner of the Partnership (the "General Partner"), has engaged the services of Jones Lang Wootton, a nationally recognized real estate broker, to assist in marketing the Partnership's remaining nine Properties for sale. During the third quarter of 1997, the Partnership received competitive bids from a number of third-parties. Following an evaluation of these bids, the Partnership entered into a non-binding letter of intent ("LOI") with a third party for the sale of the Properties for a purchase price of $6,400,000. Any sale of the Properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated.

Any proposed sale is also subject to the satisfaction of certain conditions, including the right of Limited Partners to reject the proposed sale. Pursuant to the terms of the Partnership Agreement, a majority in interest of the Limited Partners have the right to disapprove of the sale of all or substantially all of the Partnership's assets. In anticipation of a sale, a proxy will be mailed to the Limited Partners notifying them of their right to disapprove any proposed sale.

Once the sale of the Properties is completed, the net sales proceeds will be distributed in accordance with the terms of the Partnership Agreement and the Partnership will be dissolved. While the General Partner is hopeful that a sale of the remaining Properties can be completed during 1997, there can be no assurance that such efforts will be successful within this time frame. As a result of the Partnership's efforts to market the Properties for sale, the Properties have been reclassified on the Partnership's balance sheet as real estate held for sale.

The General Partner believes that the potential environmental remediation costs associated with the Greenfield Property will not exceed $300,000 and, therefore, in accordance with the Partnership Agreement, such amount has been set aside from the Partnership's cash flow from operations to fund these costs. The Partnership had previously proposed site-specific clean-up standards for the Greenfield Property to the Wisconsin Department of Natural Resources ("WDNR"). If the proposed site-specific standards are approved by the WDNR prior to the sale of the Greenfield Property, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Greenfield Property. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

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

Distributions payable at September 30, 1997 were $196,633, of which $177,021 was paid on November 4, 1997. The unpaid portion of $19,612 represents an amount equal to 4% of the quarterly distributions of net cash flow from operations. Pursuant to the terms of the Partnership Agreement, net cash flow from operations is distributed on the basis of 95% to the Unitholders and 1% to the General Partner with the remaining 4% being retained by the Partnership as a contingent reserve (the "Contingent Reserve"). Unitholders are entitled to receive an annual return equal to 12.5% of their remaining invested capital. To the extent Unitholders do not receive an annual return of 12.5%, the Contingent Reserve is distributed to the Unitholders with the remainder, if any, distributed to the General Partner.

Including the 1997 third quarter distribution of net cash flow from operations which was paid to Unitholders on November 4, 1997 in the amount of $11.68 per Unit, Unitholders have received total cash distributions of $2,350.76 per original $1,000 Unit since the inception of the Partnership. This total includes distributions of net cash flow from operations in the amount of $1,641.33 per Unit and distributions of net proceeds from the sales of Properties in the amount of $709.37 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000 to $290.63.

Results of Operations
The Partnership generated net income of $147,002 and $475,998 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $166,505 and $528,945 for the corresponding periods in 1996. The decrease in net income for both of the 1997 periods is primarily attributable to a decrease in rental income and an increase in general and administrative expenses. The decreases were partially offset by a lower depreciation expense.

Rental income for the three- and nine-month periods ended September 30, 1997 totaled $209,597 and $683,516, respectively, compared to $246,309 and $771,660 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to the decrease in sales at the Properties during the 1997 period which was primarily the result of the sale of a property located in Wichita, Kansas in the fourth quarter of 1996.

Interest income for the three- and nine-month periods ended September 30, 1997 totaled $11,594 and $35,701, respectively, compared to $16,906 and $38,064 for the corresponding periods in 1996. The decrease in interest income for both periods is primarily attributable to a lower cash balance invested by the Partnership during the third quarter of 1997.

No depreciation expense was recorded for the three- or nine-month periods ended September 30, 1997, compared to $27,635 and $82,906 for the corresponding periods in 1996. Effective December 31, 1996, the Partnership ceased recording depreciation expense as a result of the classification of the Properties as real estate held for sale in accordance with Statement of Financial Accounting Standards No. 121.

General and administrative expenses totaled $28,169 and $100,177 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $19,278 and $45,360 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third-party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BURGER KING LIMITED PARTNERSHIP I

                    BY:  BK I REALTY INC.
                         General Partner



Date: November 11, 1997  BY: /s/Kenneth F. Boyle
                         Kenneth F. Boyle
                         President, Director and
                         Chief Financial Officer